Form 10QSB
period 2008-02-29
VISION ACQUISITION V INC
filed 2008-04-15
CIK 1419920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53054

Vision Acquisition V, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

35-2311626
(I.R.S. Employer Identification Number)

c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019
(Address of Principal Offices)

(212) 849-8225
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISION ACQUISITION V, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of February 29, 2008	F-1

	Statements of Operations for the three months ended February 29, 2008 and	F-2
	for the Cumulative Period from Inception (September 17, 2007)
	through February 29, 2008

	Statement of Stockholder’s Equity for the Cumulative Period from	F-3
	Inception (September 17, 2007) through February 29, 2008

	Statements of Cash Flows for the three months ended February 29, 2008 and	F-4
	for the Cumulative Period from Inception (September 17, 2007)
	through February 29, 2008

	Notes to Financial Statements	F-5 – F-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

VISION ACQUISITION V, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

February 29,
2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,249

TOTAL ASSETS	$5,249

LIABILITIES AND STOCKHOLDER’S EQUITY

TOTAL LIABILITIES	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	29,500
Deficit accumulated during the development stage	(24,751)

TOTAL STOCKHOLDER’S EQUITY	5,249

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,249

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended February 29, 2008	For the Cumulative Period from Inception (September 17, 2007) through February 29, 2008

REVENUE	$-	$-

General and administrative expenses	14,092	24,751

NET (LOSS)	$(14,092)	$(24,751)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from capital contribution	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(14,092)	(14,092)
BALANCE AT FEBRUARY 29, 2008	-	$-	5,000,000	$500	$29,500	$(24,751)	$5,249

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ending February 29, 2008	For the Cumulative Period from Inception (September 17, 2007) through February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,092)	$(24,751)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net cash used in operating activities	(14,092)	(24,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	22,500
Receipt of stock subscription outstanding	2,500	2,500
Proceeds from capital contribution	5,000	5,000
Net cash provided by financing activities	7,500	30,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,592)	5,249

Cash and cash equivalents at beginning of period	11,841	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,249	$5,249

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Vision Acquisition V, Inc. (“the Company”) was incorporated in the state of Delaware on September 17, 2007 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $24,751, used cash from operations of $24,751 since its inception, and has a working capital of $5,249 at February 29, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for this reporting period.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

NOTE 2	-	CAPITAL STOCK:

The total number of shares of capital stock which the Company has authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholder’s meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 2	-	CAPITAL STOCK (Continued):

On September 17, 2007, the Company issued 5,000,000 shares of Common stock to Vision Opportunity Master Fund, Ltd. at a purchase price of $.005 per share, for an aggregate purchase price of $25,000.

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. Currently this pronouncement has no effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 4	-	INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Registration Statement on Form 10-SB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Vision Acquisition V, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending February 29, 2008, the Company had no activities that produced revenues from operations.

For the three months ending February 29, 2008, the Company had a net loss of $(14,092), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB filed in January of 2008.

Liquidity and Capital Resources

As of February 29, 2008, the Company had assets equal to $5,249, comprised exclusively of cash and cash equivalents. The Company did not have any current liabilities as of February 29, 2008.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (September 17, 2007) through February 29, 2008

Operating activities	$(24,751)
Investing activities	-
Financing activities	$30,000

Net effect on cash	$5,249

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the date of this filing, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 17, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 31, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008
VISION ACQUISITION V, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President