Form 10QSB
period 2008-05-31
VISION ACQUISITION V INC
filed 2008-07-14
CIK 1419920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from—

Commission file number 000-53054

Vision Acquisition V, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

35-2311626
(I.R.S. Employer Identification No.)

c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019
(Address of principal executive offices)

(212) 849-8225
(Issuer’s telephone number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISION ACQUISITION V, INC.

- INDEX -

Page(s)

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of May 31, 2008 (unaudited) and November 30, 2007	F-1

Statements of Operations (unaudited) for the three and six months ended May 31, 2008 and for the Cumulative Period from Inception (September 17, 2007) through May 31, 2008	F-2

Statement of Stockholder’s Equity (unaudited) for the Cumulative Period from Inception (September 17, 2007) through May 31, 2008	F-3

Statements of Cash Flows (unaudited) for the six months ended May 31, 2008 and for the Cumulative Period from Inception (September 17, 2007) through May 31, 2008	F-4

Notes to Financial Statements (unaudited)	F-5 – F-9

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3A(T). Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	5

Signatures	6

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VISION ACQUISITION V, INC.
A Development Stage Company
BALANCE SHEET

	May 31, 2008	November 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,548	$11,841
Receivable from stockholder	5,000	-
Stock subscription receivable	-	2,500

TOTAL ASSETS	$11,548	$14,341

LIABILITIES AND STOCKHOLDER’S EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of May 31, 2008 and November 30, 2007, respectively	500	500
Additional paid-in capital	54,500	24,500
Deficit accumulated during the development stage	(43,452)	(10,659)

TOTAL STOCKHOLDER’S EQUITY	11,548	14,341

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,548	$14,341

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended May 31, 2008	For the six months ended May 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through May 31, 2008

REVENUE	$-	$-	$-

General and administrative expenses	18,701	32,793	43,452

NET (LOSS)	$(18,701)	$(32,793)	$(43,452)

BASIC AND DILUTED NET (LOSS) PER SHARE	$-	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from stock subscription	-	-	-	-	-	-	-
Proceeds from capital contribution	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(14,092)	(14,092)
BALANCE AT FEBRUARY 29, 2008	-	-	5,000,000	500	29,500	(24,751)	5,249
Proceeds from capital contribution	-	-	-	-	20,000	-	20,000
Deposit received for stock purchase					5,000		5,000
Net (loss)	-	-	-	-	-	(18,701)	(18,701)
BALANCE AT MAY 31, 2008	-	$-	5,000,000	$500	$54,500	$(43,452)	$11,548

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ending May 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,793)	$(43,452)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net cash used in operating activities	(32,793)	(43,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	22,500
Receipt of stock subscription outstanding	2,500	2,500
Proceeds from capital contribution	25,000	25,000
Net cash provided by financing activities	27,500	50,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,293)	6,548

Cash and cash equivalents at beginning of period	11,841	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,548	$6,548

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

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

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $43,452, used cash from operations of $43,452 since its inception, and has a working capital of $11,548 at May 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
MAY 31, 2008

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

The Company has approximately $6,500 in deferred tax assets at May 31, 2008 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholder’s meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 2 -	CAPITAL STOCK (Continued):

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

On February 5, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,000. No additional shares of common stock were issued.

On March 5, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $20,000. No additional shares of common stock were issued.

NOTE 3 -	STOCK PURCHASE AGREEMENT:

On May 29 2008, Vision Acquisition V, Inc. (the “Company”) entered into an agreement (the “Purchase Agreement”) with Andreas Pörner (the “Purchaser”), pursuant to which the Purchaser has acquired the right to purchase, at any time until October 26, 2008 (the “Option Period”), 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $.0001 per share for an aggregate purchase price of $100,000 (the “Purchase Price”). The closing of the sale of the Shares, if such shall occur, may occur at any time during the Option Period upon at least ten (10) days’ prior written notice from the Purchaser. If the Purchaser has not purchased the Shares prior to the expiration of the Option Period, and the Purchase Agreement is not extended by the mutual agreement of the Company and the Purchaser, the Purchase Agreement and the Purchaser’s right to purchase the Shares will terminate on October 26, 2008.  On May 29, 2008, the Company also entered into a redemption agreement with Vision Opportunity Master Fund, Ltd., the Company’s sole stockholder (“VOMF”), pursuant to which the Company has the right, at any time during the Option Period, to purchase from VOMF 5,000,000 shares of common stock, which represents all of the Company’s currently issued and outstanding shares of common stock, for an aggregate purchase price of $100,000 (the “Redemption”). In the event the Redemption does not occur by October 26, 2008, unless otherwise extended by the Company and VOMF, the Redemption and all rights and obligations under the redemption agreement will terminate.

On May 29, 2008, upon execution of the above mentioned Purchase Agreement, the Purchaser delivered a non-refundable deposit of $5,000, to be applied to the Purchase Price at closing. This amount was receivable by the Company, however, was delivered to VOMF. As a result, this deposit of $5,000 is reflected as receivable from stockholder and an increase in additional paid in capital.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 4 -	NON CASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 3, the Company entered into a Purchase Agreement, pursuant to which the Purchaser was obligated to deliver a non refundable deposit. This deposit was delivered to the sole stockholder of the Company and as a result, this is reflected as a receivable from stockholder with a corresponding increase in additional paid in capital

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

NOTE 6 -	INTERIM FINANCIAL STATEMENTS:

The interim financial information as of May 31, 2008 and for the three and six month periods ended May 31, 2008 and the cumulative period from September 17, 2007 (Inception) to May 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Registration Statement on Form 10-SB for the fiscal year ended November 30, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2008, and results of operations for the three and six months period ended May 31, 2008 and the cumulative period from September 17, 2007 (inception) to May 31, 2008, and cash flows for the six month period ended May 31, 2008 and the cumulative period from September 17, 2007 (inception) to May 31, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

For the three and six months ended May 31, 2008, the Company had no activities that produced revenues from operations.

For the three and six months ended May 31, 2008, the Company had a net loss of $18,701 and $32,793, respectively. For the cumulative period from inception (September 17, 2007) through May 31, 2008, the Company had a net loss of $43,452, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and Quarterly Report on Form 10-QSB for the period ended February 29, 2008 in April of 2008.

Liquidity and Capital Resources

As of May 31, 2008, the Company had assets equal to $11,548, comprised of cash and cash equivalents and monies receivable from its stockholder. The Company did not have any current liabilities as of May 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended May 31, 2008 and for the cumulative period from inception (September 17, 2007) through May 31, 2008:

	For the Six Months Ended May 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through May 31, 2008
Net cash used in operating activities	$(32,793)	$(43,452)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$27,500	$50,000
Net effect on cash	$(5,293)	$6,548

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our officers and sole director have had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 29 2008, the Company entered into a purchase agreement (the “Purchase Agreement”) with Andreas Pörner (the “Purchaser”), pursuant to which the Purchaser acquired the right to purchase, at any time until October 26, 2008 (the “Option Period”), 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate purchase price of $100,000 (the “Purchase Price”). The closing (the “Closing”) of the sale of the Shares, if such shall occur, may occur at any time during the Option Period upon at least ten (10) days’ prior written notice from the Purchaser (the “Closing Date”). If the Purchaser has not purchased the Shares prior to the expiration of the Option Period, and the Purchase Agreement is not extended by the mutual agreement of the Company and the Purchaser, the Purchase Agreement and the Purchaser’s right to purchase the Shares will terminate on October 26, 2008.

Under the terms of the Purchase Agreement, the Purchaser delivered a $5,000 non-refundable deposit, which amount will be applied to the Purchase Price at the Closing. The deposit is not refundable, unless the Purchaser terminates the Purchase Agreement and does not purchase the Shares, as a result of the Company’s breach of any of its obligations under the Purchase Agreement.

On the Closing Date, the Company shall deliver to the Purchaser the resignations of all of the Company’s officers and directors; provided, however, that immediately prior to the resignation of all of the members of the Company’s board of directors, the board of directors shall appoint one director chosen by the Purchaser to serve on the board of directors after all of the Company’s current directors have resigned.

On May 29, 2008, the Company also entered into a redemption agreement (the “Redemption Agreement”) with Vision Opportunity Master Fund, Ltd., the Company’s sole stockholder (“VOMF”), pursuant to which the Company has the right, at any time during the Option Period, to purchase from VOMF 5,000,000 shares of Common Stock, which represents all of the Company’s currently issued and outstanding shares of Common Stock, for an aggregate purchase price of $100,000 (the “Redemption”). In the event the Redemption does not occur by October 26, 2008, unless otherwise extended by the Company and VOMF, the Redemption and all rights and obligations under the Redemption Agreement will terminate.

The description of the Purchase Agreement and the Redemption Agreement herein are summaries and are qualified in their entireties by the provisions of the Purchase Agreement and the Redemption Agreement, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively. There can be no assurances that the transactions contemplated under the Purchase Agreement and the Redemption Agreement will ever be consummated.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 17, 2007.

*3.2	By-Laws.

**10.1	Purchase Agreement by and between the Company and Mr. Andreas Pörner, dated May 29, 2008.

**10.2	Redemption Agreement by and between the Company and Vision Opportunity Master Fund, Ltd., dated May 29, 2008.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 31, 2008 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2008	VISION ACQUISITION V, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director

Dated: July 11, 2008	By:	/s/ David Berger
David Berger
Chief Financial Officer