Form 10-Q
period 2008-08-31
VISION ACQUISITION V INC
filed 2008-10-14
CIK 1419920

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53053

Vision Acquisition V, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2311626
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019
(Address of principal executive offices)

(212) 849-8225
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 14, 2008.

VISION ACQUISITION V, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheet as of August 31, 2008 (unaudited) and November 30, 2007	1

	Statements of Operations for the three and nine months ended August 31, 2008 (unaudited) and for the Cumulative Period from Inception (September 17, 2007) through August 31, 2008 (unaudited)	2

	Statement of Stockholder’s Equity for the Cumulative Period from Inception (September 17, 2007) through August 31, 2008 (unaudited)	3

	Statements of Cash Flows for the nine months ended August 31, 2008 (unaudited) and for the Cumulative Period from Inception (September 17, 2007) through August 31, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VISION ACQUISITION V, INC.
A Development Stage Company
BALANCE SHEETS

	August 31, 2008	November 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,259	$11,841
Receivable from stockholder	5,000	-
Stock subscription receivable	-	2,500

TOTAL ASSETS	$6,259	$14,341

LIABILITIES AND STOCKHOLDER’S EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of August 31, 2008 and November 30, 2007	500	500
Additional paid-in capital	54,500	24,500
Deficit accumulated during the development stage	(48,741)	(10,659)

TOTAL STOCKHOLDER’S EQUITY	6,259	14,341

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,259	$14,341

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended August 31, 2008	For the Nine Months Ended August 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through August 31, 2008

REVENUE	$-	$-	$-

General and administrative expenses	5,289	38,082	48,741

NET (LOSS)	$(5,289)	$(38,082)	$(48,741)

BASIC AND DILUTED NET (LOSS) PER SHARE	$-	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S EQUITY
(unaudited)

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from capital contribution	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(14,092)	(14,092)
BALANCE AT FEBRUARY 29, 2008	-	-	5,000,000	500	29,500	(24,751)	5,249
Proceeds from capital contribution	-	-	-	-	20,000	-	20,000
Deposit received for stock purchase	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(18,701)	(18,701)
BALANCE AT MAY 31, 2008	-	-	5,000,000	500	54,500	(43,452)	11,548
Net (loss)	-	-	-	-	-	(5,289)	(5,289)
BALANCE AT AUGUST 31, 2008	-	$-	5,000,000	$500	$54,500	$(48,741)	$6,259

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ending August 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,082)	$(48,741)
Adjustments to reconcile net (loss) to net cash used in operating activities:	-	-
Net cash used in operating activities	(38,082)	(48,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	22,500
Receipt of stock subscription outstanding	2,500	2,500
Proceeds from capital contribution	25,000	25,000
Net cash provided by financing activities	27,500	50,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,582)	1,259

Cash and cash equivalents at beginning of period	11,841	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,259	$1,259

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $48,741, used cash from operations of $48,741 since its inception, and has a working capital of $6,259 at August 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
AUGUST 31, 2008

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company has approximately $7,300 in deferred tax assets at August 31, 2008 resulting primarily from net operating losses. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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
AUGUST 31, 2008

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 4 -  NON CASH INVESTING AND FINANCING ACTIVITIES:

As discussed in Note 3, the Company entered into a Purchase Agreement, pursuant to which the Purchaser was obligated to deliver a non refundable deposit of $5,000. This deposit was delivered to the sole stockholder of the Company and as a result, this is reflected as a receivable from stockholder with a corresponding increase in additional paid in capital

NOTE 5 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of this statement has been deferred, for non financial assets and non financial liabilities, to fiscal years beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The intention of the Company is to carry out an acquisition or reverse merger activity. This pronouncement will be effective in the event such a transaction consummates. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008

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

NOTE 6 -  INTERIM FINANCIAL STATEMENTS:

The interim financial information as of August 31, 2008 and for the three and nine month periods ended August 31, 2008 and the cumulative period from September 17, 2007 (Inception) to August 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Form 10-SB for the fiscal year ended November 30, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2008, and results of operations for the three months and nine months period ended August 31, 2008 and the cumulative period from September 17, 2007 (inception) to August 31, 2008 and cash flows for the nine month period ended August 31, 2008 and the cumulative period from September 17, 2007 (Inception) to August 31, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Vision Acquisition V, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the state of Delaware on September 17, 2007 and maintains its principal executive office at c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of August 31, 2008, the Company had assets equal to $6,259, comprised of cash and cash equivalents and stockholder receivables. This compares with assets of $14,341 comprised of cash and cash equivalents and stock subscription receivables, as of November 30, 2007. The Company’s current liabilities as of August 31, 2008 totaled $0. This compares to the Company’s liabilities as of November 30, 2007 of $0. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended August 31, 2008 and for the cumulative period from inception (September 17, 2007) through August 31, 2008:

	For the Nine Months Ended August 31, 2008	For the Cumulative Period from Inception (September 17, 2007) through August 31, 2008
Net cash used in operating activities	$(38,082)	$(48,741)
Net cash in investing activities	-	-
Net cash provided by financing activities	$27,500	$50,000
Net effect on cash and cash equivalents	$(10,582)	$1,259

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 17, 2007 (Inception) to August 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended August 31, 2008, the Company had no activities that produced revenues from operations.

For the three months and nine months ended August 31, 2008, the Company had a net loss of $5,289 and $38,082, respectively. For the cumulative period from inception (September 17, 2007) through August 31, 2008, the Company had a net loss of $48,741, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and Quarterly Reports on Form 10-QSB for the period ended February 29, 2008 in April of 2008 and for the period ended May 31, 2008 in July of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 14, 2008	VISION ACQUISITION V, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: October 14, 2008	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer