Form 10-K
period 2008-11-30
VISION ACQUISITION V INC
filed 2009-02-27
CIK 1419920

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53054

Vision Acquisition V, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2311626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, 10019

(Address of principal executive offices)

(212) 849-8225

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of November 30, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 27, 2009, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Vision Acquisition V, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Vision Acquisition V, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on September 17, 2007.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected November 30 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)    Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)    Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)    Strength and diversity of management, either in place or scheduled for recruitment;

         (d)    Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)    The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)     The extent to which the business opportunity can be advanced;

         (g)    The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)    Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 27, 2009, there was 1 holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended November 30, 2008.

On September 17, 2007, the Registrant sold 5,000,000 shares of Common Stock to Vision Master Fund for an aggregate investment of $25,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On May 29 2008, the Company entered into a purchase agreement (the “Purchase Agreement”) with Andreas Pörner (the “Purchaser”), pursuant to which the Purchaser acquired the right to purchase, at any time until October 26, 2008 (the “Option Period”), 5,000,000 shares (the “Shares”) of the Company’s Common Stock for an aggregate purchase price of $100,000 (the “Purchase Price”). The closing (the “Closing”) of the sale of the Shares, was to occur at any time during the Option Period upon at least ten (10) days’ prior written notice from the Purchaser (the “Closing Date”). If the Purchaser did not purchase the Shares prior to the expiration of the Option Period, and the Purchase Agreement was not extended by the mutual agreement of the Company and the Purchaser, the Purchase Agreement and the Purchaser’s right to purchase the Shares would terminate on October 26, 2008.  Under the terms of the Purchase Agreement, the Purchaser delivered a $5,000 non-refundable deposit, to be applied to the Purchase Price at the Closing. The deposit was not refundable, unless the Purchaser terminated the Purchase Agreement and did not purchase the Shares, as a result of the Company’s breach of any of its obligations under the Purchase Agreement.

 On October 26, 2008, the option agreement that the Company entered into with the Purchaser expired. As a result, VOMF retained the $5,000 non-refundable deposit. This amount was transferred to the Company in October 2008 and has been accounted as a capital contribution.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

On May 29, 2008, the Company also entered into a redemption agreement (the “Redemption Agreement”) with Vision Opportunity Master Fund, Ltd., the Company’s sole stockholder (“VOMF”), pursuant to which the Company has the right, at any time during the Option Period, to purchase from VOMF 5,000,000 shares of Common Stock, which represents all of the Company’s currently issued and outstanding shares of Common Stock, for an aggregate purchase price of $100,000 (the “Redemption”). In the event the Redemption did not occur by October 26, 2008, unless otherwise extended by the Company and VOMF, the Redemption and all rights and obligations under the Redemption Agreement would terminate.

On October 26, 2008, all rights and obligations under the redemption agreement expired as the Purchaser did not exercise his rights to purchase the Company’s common stock.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Liquidity and Capital Resources

As of November 30, 2008, the Company had a total of $4,347 in assets, comprised of cash and cash equivalents and prepaid expenses.  This compares with $14,341 in assets as of November 30, 2007, comprised of cash and cash equivalents and stock subscription receivables.  The Company had no current liabilities as of November 30, 2008.  This compares with no current liabilities as of November 30, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended November 30, 2008, for the period from September 17, 2007 (Inception) to November 30, 2007 and for the cumulative period from September 17, 2007 (Inception) to November 30, 2008.

	Fiscal Year Ended November 30, 2008	From Inception September 17, 2007 to November 30, 2007	For the Cumulative Period from Inception September 17, 2007 to November 30, 2008
Net Cash (Used in) Operating Activities	$(42,494)	$(10,659)	$(53,153)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$32,500	$22,500	$55,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(9,994)	$11,841	$1,847

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 17, 2007, (Inception) to November 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended November 30, 2008, the Company had a net loss of $39,994, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended August 31, 2008 in October of 2008, Quarterly Report on Form 10-Q for the period ended May 31, 2008, Quarterly Report on Form 10-Q for the period ended February 28, 2008 in April of 2008 and Registration Statement on Form 10-SB in January of 2008.

For the period from September 17, 2007 (Inception) to November 30, 2007, the Company had a net loss of $10,659 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB filed in January of 2008.

For the cumulative period from September 17, 2007 (Inception) to November 30, 2008, the Company had a net loss of $50,653 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation of the Company’s Registration Statement on Form 10-SB filed in January of 2008 and the filing of the Company’s periodic reports on Form 10-Q (or Form 10-QSB).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

VISION ACQUISITION V, INC.
A DEVELOPMENT STAGE COMPANY
NOVEMBER 30, 2008

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheets as of November 30, 2008 and 2007	F - 3

Statements of Operations for the Years Ended November 30, 2008,
Period from Inception (September 17, 2007) through November 30,
2007 and for the Cumulative Period from Inception (September 17, 2007)
through November 30, 2008	F - 4

Statements of Stockholder’s Deficiency for the Cumulative Period from
Inception (September 17, 2007) through November 30, 2008	F - 5

Statements of Cash Flows for the Years Ended November 30, 2008,
Period from Inception (September 17, 2007) through November 30,
2007 and for the Cumulative Period from Inception (September 17, 2007)
through November 30, 2008	F - 6

Notes to Financial Statements	F - 7 to F - 11

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vision Acquisition V, Inc.

We have audited the accompanying balance sheets of Vision Acquisition V, Inc. (a development stage company) as of November 30, 2008 and 2007, and the related statements of operations, stockholder's equity and cash flows for the year ended November 30, 2008, the period from September 17, 2007 (Inception) through November 30, 2007 and the cumulative period from September 17, 2007 (Inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vision Acquisition V, Inc. (a development stage company) as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended November 30, 2008, the period from September 17, 2007 (Inception) to November 30, 2007 and the cumulative period from September 17, 2007 to November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP
New York, New York
February 25, 2009

VISION ACQUISITION V, INC.
A Development Stage Company
BALANCE SHEETS

	November 30,	November 30,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,847	$11,841
Stock subscription receivable	-	2,500
Prepaid expenses	2,500	-
TOTAL CURRENT ASSETS:	4,347	14,341

TOTAL ASSETS	$4,347	$14,341

LIABILITIES AND STOCKHOLDER’S EQUITY

TOTAL LIABILITIES	$-	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2008 and 2007	500	500
Additional paid-in capital	54,500	24,500
Deficit accumulated during the development stage	(50,653)	(10,659)

TOTAL STOCKHOLDER’S EQUITY	4,347	14,341

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,347	$14,341

See notes to financial statements.

VISION ACQUISITION V, INC.
 A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2008	From Inception (September 17, 2007) through November 30, 2007	For the Cumulative Period from Inception (September 17, 2007) through November 30, 2008

REVENUE	$-	$-	$-

General and administrative expenses	39,994	10,659	50,653

NET (LOSS)	$(39,994)	$(10,659)	$(50,653)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(.01)	$-	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDER’S DEFICIENCY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from capital contribution	-	-	-	-	25,000	-	25,000
Deposit received for stock purchase treated as capital contribution	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(39,994)	(39,994)
BALANCE AT NOVEMBER 30, 2008	-	$-	5,000,000	$500	$54,500	$(50,653)	$4,347

See notes to financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2008	From Inception (September 17, 2007) through November 30, 2007	For the Cumulative Period from Inception (September 17, 2007) through November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,994)	$(10,659)	$(50,653)
Adjustments to reconcile net (loss) to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(2,500)	-	(2,500)
Net cash used in operating activities	(42,494)	(10,659)	(53,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	22,500	22,500
Receipt of stock subscription outstanding	2,500	-	2,500
Proceeds from sale of rights to purchase common stock	5,000	-	5,000
Proceeds from capital contribution	25,000	-	25,000
Net cash provided by financing activities	32,500	22,500	55,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,994)	11,841	1,847

Cash and cash equivalents at beginning of period	11,841	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,847	$11,841	$1,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash Financing Activities:
Stock subscription receivable		$2,500

See notes to financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $50,653, used cash from operations of $53,153 since its inception, and has a working capital of $4,347 at November 30, 2008.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

NOTE 1	- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes (continued):

	2008	2007
Deferred Tax assets:
Net operating loss carry forwards	$13,200	$1,600

Gross deferred tax asset	13,200	1,600

Less: Valuation allowance	(13,200)	(1,600)

Gross deferred tax asset	$-	$-

As of November 30, 2008, the valuation allowance increased by approximately $11,600 from the period ended November 30, 2007.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

As of November 30, 2008, the Company has federal and states net operating loss carry forwards of $50,653. The federal and state net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

NOTE 2	- CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is 110,000,000. These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”).  The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

On January 15, 2008, the Company received $2,500 which was outstanding on account of unpaid stock subscription.

On February 5, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,000. No additional shares of common stock were issued.

On March 5, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $20,000. No additional shares of common stock were issued.

On October 22, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,000. No additional shares of common stock were issued.

NOTE 3	- STOCK PURCHASE AGREEMENT:

On May 29 2008, the Company entered into an agreement (the “Purchase Agreement”) with Andreas Pörner (the “Purchaser”), pursuant to which the Purchaser has acquired the right to purchase, at any time until October 26, 2008 (the “Option Period”), 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $.0001 per share for an aggregate purchase price of $100,000 (the “Purchase Price”). The closing of the sale of the Shares, if such shall occur, may occur at any time during the Option Period upon at least ten (10) days’ prior written notice from the Purchaser. If the Purchaser has not purchased the Shares prior to the expiration of the Option Period, and the Purchase Agreement is not extended by the mutual agreement of the Company and the Purchaser, the Purchase Agreement and the Purchaser’s right to purchase the Shares will expire on October 26, 2008. On May 29, 2008, the Company also entered into a redemption agreement with Vision Opportunity Master Fund, Ltd., the Company’s sole stockholder (“VOMF”), pursuant to which the Company has the right, at any time during the Option Period, to purchase from VOMF 5,000,000 shares of common stock, which represents all of the Company’s currently issued and outstanding shares of common stock, for an aggregate purchase price of $100,000 (the “Redemption”).

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

NOTE 3	- STOCK PURCHASE AGREEMENT (Continued):

On May 29, 2008, upon execution of the above mentioned Purchase Agreement, the Purchaser delivered a non-refundable deposit of $5,000 to VOMF, to be applied to the Purchase Price at closing. On October 26, 2008, the option agreement that the Company entered into with the Purchaser expired. As a result, VOMF retained the $5,000 non-refundable deposit. This amount was transferred to the Company in October 2008 and has been accounted as a capital contribution.

On October 26, 2008, all rights and obligations under the redemption agreement expired as the Purchaser did not exercise his rights to purchase the Company’s common stock.

NOTE 4	- RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  Currently this pronouncement has no effect on the Company’s financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

NOTE 4	- RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The intention of the company is to carry out an acquisition or a reverse merger activity.  The pronouncement will impact the Company in the event such a transaction consummates. The Company is currently evaluating the impact of adopting SFAS. No 141R on its financial statements.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financia1 statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to materially impact the Company’s financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended November 30, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Antti William Uusiheimala	33	President and Director

Jonathan D. Shane	61	Secretary

David Berger	25	Chief Financial Officer

Antti William Uusiheimala, the Company’s President and sole director, is currently a member of the investment team at Vision Capital, an SEC-registered investment advisor. Mr. Uusiheimala has served as a member of the investment team since June 2005.  Prior to joining Vision Capital, from October 2004 until December 2005, he attended school at Erasmus University in the Netherlands, where he earned his Master of Business Administration in 2005.  Prior to that, from January 2003 until October 2004, Mr. Uusiheimala worked as an associate in the acquisitions and corporate law department of ACE LAW Ltd., a law firm. Mr. Uusiheimala currently serves as President and director of Vision Acquisition II, Inc. and Vision Acquisition III, Inc., Vision Acquisition IV, Inc., Vision Acquisition V, Inc., Vision Acquisition VI, Inc. and Vision Acquisition VII, Inc. all of which are publicly-reporting, blank check and non-trading shell companies.  From August 1997 to December 2003, he attended school at the University of Helsinki, where he earned his Juris Doctor in 2003.  During those years in which he attended the University of Helsinki, from January 2001 until September 2002, Mr. Uusiheimala was the Vice President of Business Development of CRF Health, Inc. in Boston, Massachusetts.

Jonathan D. Shane, the Company’s Secretary, is currently a member of the investment team at Vision Capital, an SEC-registered investment advisor.  Mr. Shane has served as a member of the investment team and as an Analyst evaluating potential investments for Vision Capital since November 2005.  Prior to joining Vision Capital, from August 1985 until November 2004, Mr. Shane worked as the Managing Director of TIAA-CREF, a money management firm, where he was a portfolio manager.  Mr. Shane currently serves as Secretary of Vision Acquisition II, Inc. and Vision Acquisition III, Inc., Vision Acquisition IV, Inc., Vision Acquisition V, Inc., Vision Acquisition VI, Inc. and Vision Acquisition VII, Inc. all of which are publicly-reporting, blank check and non-trading shell companies.  Mr. Shane received his Bachelor of Science in Mechanical Engineering in 1968 from MIT, his Master of Science in Finance in 1970 from MIT and completed all of his course work for a PhD in Finance from MIT.

David Berger, the Company’s Chief Financial Officer, is currently the Controller at Vision Capital and has served as Controller since July 2005.  Mr. Berger also serves as Chief Financial Officer of Vision Acquisition II, Inc. and Vision Acquisition III, Inc., Vision Acquisition IV, Inc., Vision Acquisition V, Inc., Vision Acquisition VI, Inc. and Vision Acquisition VII, Inc. all of which are publicly-reporting, blank check and non-trading shell companies.  Prior to joining Vision Capital, Mr. Berger attended school at Villanova University.  He received a Bachelor of Science in Business Administration and Accountancy from Villanova University in 2005.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The Company’s officers and sole director have not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed, or otherwise.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses for attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of February 27, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.  Unless otherwise set forth below, each of the stockholders has an address located at c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Vision Opportunity Master Fund, Ltd. (1)	5,000,000		100%
c/o BISYS Hedge Fund Services (Cayman)
Limited
P.O. Box 1748
Cayman Corporate Centre
27 Hospital Road, 5th Floor
Grand Cayman KY1-1109
Cayman Islands

Vision Capital Advisors, LLC (2)	5,000,000	(3)	100%

Adam Benowitz (4)	5,000,000	(5)	100%

Antti William Uusiheimala (6)	0		0%

Jonathan D. Shane (7)	0		0%

David Berger (8)	0		0%

All Officers and	0		0%
Directors as a group
(3 individuals)

(1)
Vision Master Fund is currently owned by four entities: (i) Vision Capital, (ii) Vision Opportunity Capital Partners, Ltd., a company formed in the Cayman Islands, (iii) Vision Opportunity Capital Partners, LP, a Delaware limited partnership and (iv) Tiberius Investments & Capital Limited, a corporation formed in the British Virgin Islands.  Vision Capital, which manages Vision Master Fund, has sole voting and investment control over the shares of common stock owned by Vision Master Fund.

(2)	Vision Capital currently manages Vision Master Fund and has sole voting and investment control of the shares of common stock owned by Vision Master Fund.
(3)
Represents shares of common stock owned by Vision Master Fund.  Vision Capital may be deemed indirect beneficial owner of these shares of common stock since Vision Capital has sole voting and investment control over the shares.

(4)	Adam Benowitz is the Managing Member of Vision Capital.
(5)
Represents shares of common stock owned by Vision Master Fund and controlled by Vision Capital.  As the Managing Member of Vision Capital, Mr. Benowitz may be deemed indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(6)	Antti William Uusiheimala is President and sole director of the Company.
(7)	Jonathan D. Shane is Secretary of the Company.
(8)	David Berger is Chief Financial Officer of the Company.

(b)  The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,000 for the fiscal year ended November 30, 2008 and $5,500 for the period from September 17, 2007 (Inception) to November 30, 2007.

Audit-Related Fees

There were no fees billed or to be billed by for Holtz Rubenstein for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended November 30, 2008 and for the period from September 17, 2007 (Inception) to November 30, 2007.

Tax Fees

The fees billed or to be billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning were $1,200 for the fiscal year ended November 30, 2008 and $1,200 for the period from September 17, 2007 (Inception) to November 30, 2007.

All Other Fees

There were no fees billed or to be billed by Holtz Rubenstein for other products and services for the fiscal year ended November 30, 2008 and for the period from September 17, 2007 (Inception) to November 30, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2008

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 31, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009	VISION ACQUISITION V, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: February 27, 2009	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Financial Officer

Dated: February 27, 2009	By:	/s/ Jonathan D. Shane
Jonathan D. Shane
Secretary

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Antii William Uusiheimala	President and Sole Director	February 27, 2009
Antti William Uusiheimala	Chief Executive Officer