Form 10-Q
period 2009-02-28
VISION ACQUISITION V INC
filed 2009-04-14
CIK 1419920

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2009.

VISION ACQUISITION V, INC.
A DEVELOPMENT STAGE COMPANY
FEBRUARY 28, 2009

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of February 28, 2009 (unaudited) and November 30, 2008	2

	Statements of Operations for the three months ended February 28, 2009 (unaudited),
	February 29, 2008 (unaudited) and for the Cumulative Period from Inception
	(September 17, 2007) through February 28, 2009 (unaudited)	3

	Statements of Stockholder’s Equity for the Cumulative Period from
	Inception (September 17, 2007) through February 28, 2009 (unaudited)	4

	Statements of Cash Flows for the three months ended February 28, 2009 (unaudited) and
	February 29, 2008 (unaudited) and for the Cumulative Period from Inception
	(September 17, 2007) through February 28, 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2008.

VISION ACQUISITION V, INC.
A Development Stage Company
BALANCE SHEET

	February 28,	November 30,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,677	$1,847
Prepaid Expenses	-	2,500

TOTAL ASSETS	$11,677	$4,347

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accrued Expenses	$2,500	$-

TOTAL CURRENT LIABILITIES	$2,500	$-

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of February 28, 2009 and November 30, 2008	500	500
Additional paid-in capital	69,500	54,500
Deficit accumulated during the development stage	(60,823)	(50,653)

TOTAL STOCKHOLDER’S EQUITY	9,177	4,347

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,677	$4,347

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	For the Cumulative Period from Inception (September 17, 2007) through February 28, 2009

REVENUE	$-	$-	$-

General and administrative expenses	10,170	14,092	60,823

NET (LOSS)	$(10,170)	$(14,092)	$(60,823)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDER’S EQUITY
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (SEPTEMBER 17, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	24,500	-	25,000
Net (loss)	-	-	-	-	-	(10,659)	(10,659)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	24,500	(10,659)	14,341
Proceeds from stock subscription	-	-	-	-	-	-	-
Proceeds from capital contribution	-	-	-	-	5,000	-	5,000
Net (loss)	-	-	-	-	-	(14,092)	(14,092)
BALANCE AT FEBRUARY 29, 2008 (UNAUDITED)	-	-	5,000,000	500	29,500	(24,751)	5,249
Proceeds from capital contribution	-	-	-	-	25,000	-	25,000
Net (loss)	-	-	-	-	-	(25,902)	(25,902)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	54,500	(50,653)	4,347
Proceeds from capital contribution	-	-	-	-	15,000	-	15,000
Net (loss)	-	-	-	-	-	(10,170)	(10,170)
BALANCE AT FEBRUARY 28, 2009	-	$-	5,000,000	$500	$69,500	$(60,823)	$9,177

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ending February 29, 2008	For the three months ending February 29, 2008	For the Cumulative Period from Inception (September 17, 2007) through February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,170)	$(14,092)	$(60,823)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Prepaid expenses	2,500	-	-
Accrued expenses	2,500	-	2,500
Net cash used in operating activities	(5,170)	(14,092)	(58,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	22,500
Receipt of stock subscription outstanding	-	2,500	2,500
Proceeds from capital contribution	15,000	5,000	45,000
Net cash provided by financing activities	15,000	7,500	70,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	9,830	(6,592)	11,677

Cash and cash equivalents at beginning of period	1,847	11,841	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,677	$5,249	$11,677

See notes to unaudited financial statements.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $60,823, used cash from operations of $58,323 since its inception, and has working capital of $9,177 at February 28, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
February 28, 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(e)	Income Taxes (Continued):

The Company has approximately $16,900 in deferred tax assets at February 28, 2009 resulting primarily from net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

NOTE 2 -	CAPITAL STOCK (Continued):

On March 5, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $20,000. No additional shares of common stock were issued.

On October 22, 2008, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,000. No additional shares of common stock were issued.

On February 17, 2009, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,000. No additional shares of common stock were issued.

On February 27, 2009, Vision Opportunity Master Fund, Ltd. made an additional capital contribution into the Company aggregating $10,000. No additional shares of common stock were issued.

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

As discussed in Note 3, the Company entered into a Purchase Agreement, pursuant to which the Purchaser was obligated to deliver a non refundable deposit of $5,000. This deposit was delivered to the sole stockholder of the Company. On October 26, 2008, the option agreement that the Company entered into with the Purchaser expired. As a result, VOMF retained the $5,000 non-refundable deposit. This was reflected as an increase in additional paid in capital.

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active" ("FAS No. 157-3") with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. Currently this pronouncement has no effect on the Company’s financial statements.

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

VISION ACQUISITION V, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

NOTE 6 -	INTERIM FINANCIAL STATEMENTS:

The interim financial information as of February 28, 2009 and for the three months periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 17, 2007 (Inception) to February 28, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the company’s annual Report on form 10-K for the fiscal year ended November 30, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2009 and results of operations for the three month periods ended and February 28, 2009, and February 29, 2008 and the cumulative period from September 17, 2007 (Inception) to February 28, 2009 and cash flows for the three month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from September 17, 2007 (Inception) to February 28, 2009, as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Description of Business

The Company was incorporated in the state of Delaware on September 17, 2007 and maintains its principal executive office at c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York, NY 10019.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 3008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of February 28, 2009, the Company had assets equal to $11,677, comprised exclusively of cash and cash equivalents. This compares with assets of $4,347, comprised of cash and cash equivalents and prepaid expenses, as of November 30, 2008.  The Company’s current liabilities as of February 28, 2009 totaled $2,500, comprised exclusively of accrued expenses.  This compares to the Company’s liabilities as of November 30, 2008 of $0.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended February 28, 2009 and February 29, 2008 and for the cumulative period from September 17, 2007 (Inception) through February 28, 2009:

	For the Three Months Ended February 28, 2009	For the Three Months Ended February 29, 2008	For the Cumulative Period from Inception (September 17, 2007) through February 28, 2009
Net cash used in operating activities	$(5,170)	$(14,092)	$(58,323)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	$15,000	$7,500	$70,000
Net increase (decrease) on cash	$9,830	$(6,592)	$11,677

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 17, 2007 (Inception) to February 28, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended February 28, 2009, the company had a net loss of $10,170, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009.  This compares with a net loss of $14,092 for the three months ended February 29, 2008, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008.

For the cumulative period from September 17, 2007 (Inception) through February 28, 2009, the Company had a net loss of $60,823, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and Quarterly Reports on Form 10-QSB for the period ended February 29, 2008 in April of 2008, Form 10-QSB for the period ended May 31, 2008 in July of 2008, Form 10-Q for the period ended August 31, 2008 in October of 2009 and Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009.

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

Item 4.  Controls and Procedures.

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

As of February 28, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended February 28, 2009.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on September 17, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 31, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2009	VISION ACQUISITION V, INC.

	By:	/s/ Antti William Uusiheimala
Antti William Uusiheimala
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: April 14, 2009	By:	/s/ David Berger
David Berger
Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer